Form 10-K
period 2025-12-31
GS Mortgage Securities Trust 2017-GS6
filed 2026-03-20
CIK 1704459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan and the One West 34th Street Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Trimont LLC is the primary servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan and the One West 34th Street Mortgage Loan on and after March 1, 2025.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan and the One West 34th Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Mack-Cali Short Hills Office Portfolio Mortgage Loan and the One West 34th Street Mortgage Loan, the servicer compliance statements of Trimont LLC as primary servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan and the One West 34th Street Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee and custodian.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  On August 11, 2025, the court granted in part and denied in part certain aspects of both motions.  On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

33.46       Wells Fargo Bank, National Association, as Trustee of the Ericsson North American HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Ericsson North American HQ Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Ericsson North American HQ Mortgage Loan (see Exhibit 33.5)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan prior to March 1, 2025

33.51       Trimont LLC, as Primary Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan on and after March 1, 2025

33.52       Rialto Capital Advisors, LLC, as Special Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan (see Exhibit 33.27)

33.53       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Mack-Cali Short Hills Office Portfolio Mortgage Loan

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Mack-Cali Short Hills Office Portfolio Mortgage Loan

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mack-Cali Short Hills Office Portfolio Mortgage Loan

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.50)

33.57       Trimont LLC, as Primary Servicer of the One West 34th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.51)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan (see Exhibit 33.27)

33.59       Wilmington Trust, National Association, as Trustee of the One West 34th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the One West 34th Street Mortgage Loan (see Exhibit 33.4)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the One West 34th Street Mortgage Loan (see Exhibit 33.5)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the One West 34th Street Mortgage Loan (see Exhibit 33.55)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.46       Wells Fargo Bank, National Association, as Trustee of the Ericsson North American HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Ericsson North American HQ Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Ericsson North American HQ Mortgage Loan (see Exhibit 34.5)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan prior to March 1, 2025

34.51       Trimont LLC, as Primary Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan on and after March 1, 2025

34.52       Rialto Capital Advisors, LLC, as Special Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan (see Exhibit 34.27)

34.53       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Mack-Cali Short Hills Office Portfolio Mortgage Loan

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Mack-Cali Short Hills Office Portfolio Mortgage Loan

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mack-Cali Short Hills Office Portfolio Mortgage Loan

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.50)

34.57       Trimont LLC, as Primary Servicer of the One West 34th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.51)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan (see Exhibit 34.27)

34.59       Wilmington Trust, National Association, as Trustee of the One West 34th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the One West 34th Street Mortgage Loan (see Exhibit 34.4)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the One West 34th Street Mortgage Loan (see Exhibit 34.5)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the One West 34th Street Mortgage Loan (see Exhibit 34.55)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Ericsson North American HQ Mortgage Loan (see Exhibit 35.12)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan prior to March 1, 2025

35.20       Trimont LLC, as Primary Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Mack-Cali Short Hills Office Portfolio Mortgage Loan (see Exhibit 35.12)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.19)

35.23       Trimont LLC, as Primary Servicer of the One West 34th Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan (see Exhibit 35.12)

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

Date: March 19, 2026